Form 10QSB
period 2002-06-30
BYTEWATCH TECHNOLOGIES INC
filed 2002-08-20
CIK 1120090

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-31367

BYTEWATCH TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

New Jersey	22-3720631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4400 Route 9 South, 2nd Floor, Freehold, NJ 07728
(Address of Principal Executive Offices)

(732) 409-1212
(Issuer's telephone number)

Segway VIII Corp.
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]   No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X]    No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002: 5,000,000 shares of common stock.

Page
Part I-- FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition
Part II-- OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signature

Item 1.     Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

BYTEWATCH TECHNOLOGIES, INC.

TABLE OF CONTENTS

Page(s)
Balance sheets	-1-

Statements of Operations and retained Deficit	-2-

Statement of Stockholders' Equity	-3-

Statements of cash flows	-4-

Notes to financial statements	5-7

                          BYTEWATCH TECHNOLOGIES, INC.
                                  BALANCE SHEET
                               As of June 30, 2002
                              and December 31, 2001

                                     ASSETS

CURRENT ASSETS                                  June 30, 2002       December 31, 2001
                                                -------------       -----------------

        Cash                                         $    14        $    10
                                                     -------        -------

                      TOTAL ASSETS                   $    14        $    10

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accrued expenses                                 $ 1,125        $   925
                                                     -------        -------

                      TOTAL LIABILITIES                1,125            925

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    5,000,000 issued and outstanding                     500            500

  Additional paid in capital                             425            325

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                            0              0

  Accumulated Deficit                                 (2,036)        (1,740)
                                                     -------        -------

  Total stockholders' equity                          (1,111)          (915)
                                                     -------        -------

      TOTAL LIABILITIES AND EQUITY                   $    14        $    10
                                                     =======        =======

   The accompanying notes are an integral part of these financial statements.

                          BYTEWATCH TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                For the six months ended June 30, 2002 and 2001,
            and from inception (April 6, 2000) through June 30, 2002

                                                     Six Months         Six Months      From Inception
                                                    June 30, 2002      June 30, 2001   To June 30, 2002
                                                    -------------      -------------   ----------------

REVENUE                    Sales                  $         0        $         0        $         0
                           Cost of sales                    0                  0                  0
                                                  -----------        -----------        -----------

     GROSS PROFIT                                           0                  0                  0

     GENERAL AND ADMINISTRATIVE EXPENSES                  296                297              2,036
                                                  -----------        -----------        -----------

     NET LOSS                                            (296)              (297)            (2,036)

     ACCUMULATED DEFICIT, BEGINNING BALANCE            (1,740)              (797)                 0
                                                  -----------        -----------        -----------

     ACCUMULATED DEFICIT, ENDING BALANCE          $    (2,036)       $    (1,094)       $    (2,036)
                                                  ===========        ===========        ===========

NET EARNINGS PER SHARE

         Basic and Diluted

         Net loss per share                    (Less than .01)

Basic and Diluted Weighted Average

    Number of Common Shares Outstanding             5,000,000

   The accompanying notes are an integral part of these financial statements.

                          BYTEWATCH TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
               For the three months ended June 30, 2002 and 2001,
            and from inception (April 6, 2000) through June 30, 2002

                                            Three Months    Three Months
                                           June 30, 2002    June 30, 2001
                                           -------------    -------------

REVENUE                    Sales               $   0        $   0
                           Cost of sales           0            0
                                               -----        -----

     GROSS PROFIT                                  0            0

     GENERAL AND ADMINISTRATIVE EXPENSES         148           48
                                               -----        -----

     ACCUMULATED DEFICIT, ENDING BALANCE       $(148)       $ (48)
                                               =====        =====

   The accompanying notes are an integral part of these financial statements.

                          BYTEWATCH TECHNOLOGIES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
               From inception (April 6, 2000)through June 30, 2002

                               SHARES          COMMON STOCK     ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------

Stock issued for cash         5,000,000           $    625                                $    625

Net loss                                                            $       (797)             (797)
                            ------------       ------------      ----------------      ------------

Total at December 31, 2000    5,000,000                625                  (797)             (172)

Contributed capital
 by shareholders                                       200                                     200

Net loss                                                                    (943)             (943)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001   5,000,000                825                 (1,740)             (915)

Contributed capital
 by shareholders                                      100                                      100

Net loss                                                                   (296)             (296)
                            -------------      -------------      ---------------      ------------

Total at June 30, 2002      5,000,000          $     875          $      (2,036)       $   (1,111)
                            =============      =============      ===============      ============

   The accompanying notes are an integral part of these financial statements.

                          BYTEWATCH TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                   For the six months ended June 30, 2002 and
            2001 from inception (April 6, 2000) through June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES                             June 30, 2002    June 30, 2001  From Inception

        Net income (loss)                                            $  (296)       $  (297)       $(2,036)

                      Increases (Decrease) in accrued expenses           200            200          1,125
                                                                     -------        -------        -------

NET CASH PROVIDED OR (USED) IN OPERATIONS                                (96)           (97)          (911)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                               0              0              0

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of common stock                             0              0            625
        Proceeds from capital contributions                              100            200            300
                                                                     -------        -------        -------

                                                                         100            200            925

CASH RECONCILIATION

        Net increase (decrease) in cash                                    4            103             14
        Beginning cash balance                                            10              3              0
                                                                     -------        -------        -------

CASH BALANCE AT END OF YEAR                                               14            106             14
                                                                     =======        =======        =======

   The accompanying notes are an integral part of these financial statements.

BYTEWATCH TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002

1.      Summary of significant accounting policies:

Industry   -   Bytewatch Technologies, Inc. (The Company), was formerly known as Segway VIII Corp. The Company was incorporated in the state of New Jersey on April 6, 2000 and plans to locate and negotiate with a business entity for the combination of the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

Results of Operations and Ongoing Entity   -   The Company is considered to be an ongoing entity. The Company’s shareholders fund any shortfalls in The Company’s cash flow on a day to day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources   -   In addition to the stockholder funding capital shortfalls; The Company anticipates interested investors that intend to fund the Company’s growth once a business is located.

Cash and Cash Equivalents   -   The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting   -   The Company's financial statements are prepared in accordance with generally accepted accounting principles.

Income Taxes   -   The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

Fair Value of Financial Instruments   -   The Company’s financial instruments may include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Concentrations of Credit Risk   -   Financial instruments which potentially expose The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company’s policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time The Company has no deposits that are at risk.

2.      Related Party Transactions and Going Concern:

The Company’s financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At this time The Company has not identified the business that it wishes to engage in.

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

8.      Stockholder's Equity:

Common Stock includes 100,000,000 shares authorized at a par value of $0.0001, of which 5,000,000 have been issued for the amount of $625. The shareholders contributed an additional $200 to capital during the year 2001 and $100 during the year 2002. The Company has also authorized 20,000,000 shares of preferred stock at a par value of $0.0001, none of which have been issued.

9.      Required Cash Flow Disclosure for Interest and Taxes Paid:

The company has paid no amounts for federal income taxes and interest.

10.      Earnings Per Share:

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

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

Results of Operation

We did not have any operating income from inception (April, 2000) through June 30, 2002. For the quarter ended June 30, 2002, we recognized a net loss of $148. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At June 30, 2002, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	Not Applicable

Item 2.	Changes in Securities.	None

Item 3.	Defaults Upon Senior Securities.	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.	None

Item 5.	Other Information.	None

Item 6.	Exhibits and Reports of Form 8-K.	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on August 20, 2002.

Bytewatch Technologies, Inc.

Date: August 20, 2002	By: /s/ Richard I. Anslow Richard I. Anslow President