Form 10QSB
period 2002-09-30
BYTEWATCH TECHNOLOGIES INC
filed 2002-11-19
CIK 1120090

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X]    No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 18, 2002: 5,000,000 shares of common stock.

Page
Part I-- FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition
Part II-- OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
Signature

Item 1.     Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

BYTEWATCH TECHNOLOGIES, INC.

TABLE OF CONTENTS

Page(s)
Balance sheets	-1-

Statements of Operations and retained Deficit	-2-

Statement of Stockholders' Equity	-3-

Statements of cash flows	-4-

Notes to financial statements	5-7

                          BYTEWATCH TECHNOLOGIES, INC.
                                  BALANCE SHEET
                            As of September 30, 2002
                              and December 31, 2001

                                     ASSETS

CURRENT ASSETS                                        September 30, 2002    December 31, 2001

        Cash                                               $     0           $    10
                                                           -------           -------

                      TOTAL ASSETS                         $     0           $    10
                                                           =======           =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accrued expenses                                       $ 1,225           $   925
                                                           -------           -------

                      TOTAL LIABILITIES                      1,225               925
                                                           -------           -------

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    5,000,000 issued and outstanding                           500               500

  Additional paid in capital                                   443               325

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                                  0                 0

  Accumulated Deficit                                       (2,168)           (1,740)
                                                           -------           -------

  Total stockholders' equity                                (1,225)             (915)
                                                           -------           -------

      TOTAL LIABILITIES AND EQUITY                         $     0           $    10
                                                           =======           =======

   The accompanying notes are an integral part of these financial statements.

                          BYTEWATCH TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
           For the nine months ended September 30, 2002 and 2001, and from inception (April 6, 2000) through September 30, 2002

                                                       Nine Months      Nine Months            From Inception
                                                      Sep. 30, 2002    Sep. 30, 2001          To Sep. 30, 2002

REVENUE                    Sales                     $         0           $         0           $         0
                           Cost of sales                       0                     0                     0
                                                     -----------           -----------           -----------

     GROSS PROFIT                                              0                     0                     0

     GENERAL AND ADMINISTRATIVE EXPENSES                     428                   943                 2,168
                                                     -----------           -----------           -----------

     NET LOSS                                               (428)                 (943)               (2,168)

     ACCUMULATED DEFICIT, BEGINNING BALANCE               (1,740)                 (797)                    0
                                                     -----------           -----------           -----------

     ACCUMULATED DEFICIT, ENDING BALANCE             $    (2,168)          $    (1,740)          $    (2,168)
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

                          BYTEWATCH TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
           For the three months ended September 30, 2002 and 2001, and from inception (April 6, 2000) through September 30, 2002

                                               Three Months       Three Months
                                           September 30, 2002  September 30, 2001

REVENUE                    Sales                  $   0           $   0
                           Cost of sales              0               0
                                                  -----           -----

     GROSS PROFIT                                     0               0

     GENERAL AND ADMINISTRATIVE EXPENSES            132             148
                                                  -----           -----

     ACCUMULATED DEFICIT, ENDING BALANCE          $(132)          $(148)
                                                  =====           =====

   The accompanying notes are an integral part of these financial statements.

                          BYTEWATCH TECHNOLOGIES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
            From inception (April 6, 2000)through September 30, 2002

                                               COMMON STOCK
                               SHARES          AND APIC         ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------

Stock issued for cash         5,000,000           $    625                              $      625

Net loss                                                            $       (797)             (797)
                            ------------       ------------      ----------------      ------------

Total at December 31, 2000    5,000,000                625                  (797)             (172)

Contributed capital
 by shareholders                                       200                                     200

Net loss                                                                    (943)             (943)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001    5,000,000                825                (1,740)             (915)

Contributed capital
 by shareholders                                      118                                      118

Net loss                                                                    (428)             (428)
                            -------------      -------------      ---------------      ------------

Total at September 30, 2002  5,000,000          $     943          $      (2,168)       $   (1,225)
                            =============      =============      ===============      ============

   The accompanying notes are an integral part of these financial statements.

                          BYTEWATCH TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
              For the nine months ended September 30, 2002 and 2001
            from inception (April 6, 2000) through September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES                  Sep. 30, 2002     Sep. 30, 2001   From Inception

        Net income (loss)                              $      (428)      $    (943)      $ (2,168)

             Increases (Decrease) in accrued expenses          300             750          1,225
                                                       -------------    ----------      -----------

    NET CASH PROVIDED OR (USED) IN OPERATIONS                 (128)           (193)          (943)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                     0              0               0

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of common stock                   0              0             625
        Proceeds from capital contributions                    118            200             318
                                                        ------------     ---------       -----------

                                                               118            200             943

CASH RECONCILIATION

        Net increase (decrease) in cash                        (10)              7               0
        Beginning cash balance                                  10               3               0
                                                          -----------   -----------       ----------

CASH BALANCE AT END OF YEAR                                      0              10               0
                                                          ===========   ===========       ==========

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

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

Results of Operations and Ongoing Entity - The Company is considered to be an ongoing entity. The Company’s shareholders fund any shortfalls in The Company’s cash flow on a day to day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources - In addition to the stockholder funding capital shortfalls, The Company anticipates interested investors that intend to fund the Company’s growth once a business is located.

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

The Company’s shareholders fund The Company’s activities while The Company takes steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful.

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

8.     Stockholder's Equity:

Common Stock includes 100,000,000 shares authorized at a par value of $0.0001, of which 5,000,000 have been issued for the amount of $625. The shareholders contributed an additional $200 to capital during the year 2001 and $118 during the year 2002. The Company has also authorized 20,000,000 shares of preferred stock at a par value of $0.0001, none of which have been issued.

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

Results of Operation

We did not have any operating income from inception (April, 2000) through September 30, 2002. For the quarter ended September 30, 2002, we recognized a net loss of $132. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2002, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Item 3.      Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Principal Executive Officer and Principal Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)	Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	Not Applicable

Item 2.	Changes in Securities.	None

Item 3.	Defaults Upon Senior Securities.	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.	None

Item 5.	Other Information.	None

Item 6.	Exhibits and Reports of Form 8-K.	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on November 18, 2002.

Bytewatch Technologies, Inc.

Date: November 18, 2002	By: /s/ Richard I. Anslow Richard I. Anslow President

CERTIFICATION OF
PRINCIPAL EXECUTIVE OFFICER
PRINCIPAL FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Richard I. Anslow certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Bytewatch Technologies Inc.

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     November 18, 2002

/s/ Richard I. Anslow Richard I. Anslow Principal Executive Officer Principal Financial Officer