Form 10KSB
period 2002-12-31
BYTEWATCH TECHNOLOGIES INC
filed 2003-02-21
CIK 1120090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHNAGE ACT OF 1934

For the fiscal year Ended
December 31, 2002

Commission File Number 0-31367

BYTEWATCH TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-3720631
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4400 Route 9 South, 2nd Floor
Freehold, New Jersey 07728
(Address of principal executive offices) (Zip Code)

(732) 409-1212
(Registrant''s telephone number, including area code)

Segway VI Corp.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    (   )

Revenues for year ended December 31, 2002:    $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 18,2003 was:    $-0-

Number of shares of our common stock outstanding as of February 18, 2003 is:   5,000,000

We do not have a Transfer Agent.

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

Bytewatch Technologies, Inc. (formerly known as Segway VIII Corp.) was incorporated on April 6, 2000, under the laws of the State of New Jersey to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations to date other than issuing shares to our original shareholders.

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

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

We are continuing our efforts to locate a merger candidate for the purpose of a merger. It is possible that we will be successful in locating such a merger candidate and closing such merger. However, if the registrant cannot effect a non-cash acquisition, we may have to raise funds from a private offering of our securities under Rule 506 of Regulation D. There is no assurance we would obtain any such equity funding.

Results of Operation

We did not have any operating income from inception (April, 2000) through December 31, 2002. For the year ended December 31, 2002, we recognized a net loss of $628. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At December 31, 2002, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

ITEM 7.      FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

BYTEWATCH TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2002

Bytewatch Technologies, Inc.
Financial Statements Table of Contents

TO THE BOARD OF DIRECTORS
BYTEWATCH TECHNOLOGIES, INC.
FREEHOLD, NJ

We have audited the accompanying balance sheet of Bytewatch Technologies, Inc., as of December 31, 2002 and 2001, and the related statement of operation, equity and cash flows for the twelve months then ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bytewatch Technologies, Inc., as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the months then ended in conformity with generally accepted accounting principles.

Gately &Associates, LLC Certified Public Accountants Orlando, Florida January 6, 2003

F-1

                          BYTEWATCH TECHNOLOGIES, INC.
                                  BALANCE SHEET
                             As of December 31, 2002
                              and December 31, 2001

                                     ASSETS

CURRENT ASSETS                        December 31, 2002    December 31, 2001

        Cash                                               $     0        $    10
                                                             -------        -------

                    TOTAL ASSETS                           $     0        $    10
                                                             =======        =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accrued expenses                                         $ 1,425        $   925
                                                             -------        -------

                      TOTAL LIABILITIES                        1,425            925
                                                             -------        -------

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    5,000,000 issued and outstanding                             500            500

  Additional paid in capital                                     443            325

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                                    0              0

  Accumulated Deficit                                         (2,368)        (1,740)
                                                             -------        -------

  Total stockholders' equity                                  (1,425)          (915)
                                                             -------        -------

      TOTAL LIABILITIES AND EQUITY                           $     0        $    10
                                                             =======        =======

   The accompanying notes are an integral part of these financial statements.

                          BYTEWATCH TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                For the twelve months ended December 31, 2002 and
                2001, and from inception (April 6, 2000) through
                                December 31, 2002

                                                      Twelve Months    Twelve Months    From Inception
                                                      Dec. 31, 2002    Dec. 31, 2001   To Dec. 31, 2002

REVENUE                    Sales                  $         0        $         0        $         0
                           Cost of sales                    0                  0                  0
                                                  -----------        -----------        -----------

     GROSS PROFIT                                           0                  0                  0

     GENERAL AND ADMINISTRATIVE EXPENSES                  628                943              2,368
                                                  -----------        -----------        -----------

     NET LOSS                                            (628)              (943)            (2,368)

     ACCUMULATED DEFICIT, BEGINNING BALANCE            (1,740)              (797)                 0
                                                  -----------        -----------        -----------

     ACCUMULATED DEFICIT, ENDING BALANCE          $    (2,368)       $    (1,740)       $    (2,368)
                                                  ===========        ===========        ===========

NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                   (Less than .01)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding             5,000,000

   The accompanying notes are an integral part of these financial statements.

                          BYTEWATCH TECHNOLOGIES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
             From inception (April 6, 2000)through December 31, 2002

                                               COMMON STOCK
                               SHARES          AND APIC         ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------

Stock issued for cash         5,000,000           $    625                              $      625

Net loss                                                            $       (797)             (797)
                            ------------       ------------      ----------------      ------------

Total at December 31, 2000    5,000,000                625                  (797)             (172)

Contributed capital
 by shareholders                                       200                                     200

Net loss                                                                    (943)             (943)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001   5,000,000                825                 (1,740)             (915)

Contributed capital
 by shareholders                                      118                                      118

Net loss                                                                   (628)             (628)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2002  5,000,000          $     943          $      (2,368)       $   (1,425)
                            =============      =============      ===============      ============

   The accompanying notes are an integral part of these financial statements.

                          BYTEWATCH TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                For the twelve months ended December 31, 2002 and
                   2001 from inception (April 6, 2000) through
                                December 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES                   Dec. 31, 2002     Dec. 31, 2001   From Inception

        Net income (loss)                              $      (628)      $    (943)      $ (2,368)

             Increases (Decrease) in accrued expenses          500             750          1,425
                                                       -------------    ----------      -----------

NET CASH PROVIDED OR (USED) IN OPERATIONS                    (128)          (193)           (943)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                     0              0               0

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of common stock                   0              0             625
        Proceeds from capital contributions                    118            200             318
                                                        ------------     ---------       -----------

                                                               118            200             943

CASH RECONCILIATION

        Net increase (decrease) in cash                        (10)              7               0
        Beginning cash balance                                  10               3               0
                                                          -----------   -----------       ----------

CASH BALANCE AT END OF YEAR                                      0              10               0
                                                          ===========   ===========       ==========

   The accompanying notes are an integral part of these financial statements.

BYTEWATCH TECHNOLOGIES, INC.
FINANCIAL NOTES

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

Basis of Accounting - The Company’s financial statements are prepared in accordance with generally accepted accounting principles.

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

10.      Earnings Per Share:

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares." Diluted EPS reflects the potential dilution of securities that could share in the earnings.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Gately & Associates, LLC, CPAs, independent certified public accountants. We do not presently intend to change accountants. At no time has there been any disagreements with such accountant regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers as of December 31, 2002, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of our Board of Directors.

Name	Age	Positions and Offices Held
Richard I. Anslow	41	President/Secretary/Director

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five years:

Richard I. Anslow, Esq. has been our President, Secretary and Director since our inception. He received a Bachelor of Science Degree in Accounting from the State University of New York at Buffalo in 1982 and a Juris Doctor Degree from Benjamin Cardozo School of Law in 1985. Mr. Anslow is a principal of Anslow & Jaclin, LLP, a law firm based in Freehold, New Jersey. Such firm commenced operations in 1993 under the name Richard I. Anslow & Associates and changed its name to Anslow & Jaclin, LLP in January 2001. It currently has three (3) full time attorneys.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To date, we have not filed Form 5 for the year ended December 31, 2002.

ITEM 10.      EXECUTIVE COMPENSATION

Our officer and director does not receive any compensation for his services rendered to us, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our sole officer and director anticipates receiving benefits as a beneficial shareholder.

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

PART IV

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial statements; see index to financial statements and schedules in Item 7 herein.

2	Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.	Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

EXHIBIT INDEX

3.1	Articles of Incorporation (1)
3.2	By-laws (1)

(1)      Incorporated by reference to our Form 10-SB (SEC File No. 0-31367).

ITEM 14.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BYTEWATCH TECHNOLOGIES, INC.

By:	/s/ Richard I. Anslow RICHARD I. ANSLOW President, Principal Executive Officer, Principal Financial Officer, Secretary and Director

Dated:   February 21, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard I. Anslow Richard I. Anslow	President, Principal Executive Officer, Principal Financial Officer, Secretary and Director	Dated: February 21, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
AND PRINCIPAL FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

I Richard I. Anslow certify that:

1.	I have reviewed this annual report on Form 10-KSB of BYTEWATCH TECHNOLOGIES, INC.

2.	Based on my knowledge, this yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this yearly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this yearly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within those entities, particularly during the period in which this yearly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date with 90 days prior to the filing date of this yearly report (the “Evaluation Date”); and

c)	presented in this yearly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	I have indicated in this yearly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     February 21,  2003

/s/ Richard I. Anslow Richard I. Anslow Principal Executive Officer, Principal Financial Officer Secretary and Director