Form 10QSB
period 2003-03-31
BYTEWATCH TECHNOLOGIES INC
filed 2003-05-12
CIK 1120090

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2003

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 12, 2003: 5,000,000 shares of common stock.



Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition

  Item 3. Control and Procedures

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature


Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and three months ended March 31, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

                          Bytewatch Technologies, Inc.


                              FINANCIAL STATEMENTS



                              AS OF MARCH 31, 2003






Bytewatch Technologies, Inc.
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                           Page #



         Balance Sheet                                             1


         Statement of Operations and Retained Deficit              2


         Statement of Stockholders Equity                          3


         Cash Flow Statement                                       4


         Notes to the Financial Statements                       5-9

                          BYTEWATCH TECHNOLOGIES, INC.
                                  BALANCE SHEET
                              As of March 31, 2003
                              and December 31, 2002


                                     ASSETS


CURRENT ASSETS                                       March 31, 2003   December 31, 2002

  Cash                                                   $     0        $     0

                      TOTAL ASSETS                       $     0        $     0



              LIABILITIES AND STOCKHOLDERS' EQUITY




CURRENT LIABILITIES

  Accrued expenses                                       $ 1,525        $ 1,425


                      TOTAL LIABILITIES                    1,525          1,425

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    5,000,000 issued and outstanding                         500            500

  Additional paid in capital                                 443            443

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                                0              0

  Accumulated Deficit                                     (2,468)        (2,368)

  Total stockholders' equity                              (1,525)        (1,425)


      TOTAL LIABILITIES AND EQUITY                       $     0        $     0


   The accompanying notes are an integral part of these financial statements.

                          BYTEWATCH TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
             For the three months ended March 31, 2003 and 2002, and
              from inception (April 6, 2000) through March 31, 2003

                                                      Three Months    Three Months    From Inception
                                                      Mar. 31, 2003    Mar. 31, 2002   To Mar. 31, 2003

REVENUE                    Sales                  $         0        $         0        $         0
                           Cost of sales                    0                  0                  0

     GROSS PROFIT                                           0                  0                  0

     GENERAL AND ADMINISTRATIVE EXPENSES                  100                148              2,468

     NET LOSS                                            (100)              (148)            (2,468)

     ACCUMULATED DEFICIT, BEGINNING BALANCE            (2,368)            (1,740)                 0

     ACCUMULATED DEFICIT, ENDING BALANCE          $    (2,468)       $    (1,888)       $    (2,468)


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                    (Less than .01)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding                 5,000,000

   The accompanying notes are an integral part of these financial statements.

                          BYTEWATCH TECHNOLOGIES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
              From inception (April 6, 2000)through March 31, 2003

                                               COMMON STOCK
                               SHARES          AND APIC         ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------
Stock issued for cash         5,000,000           $    625                              $      625

Net loss                                                            $       (797)             (797)
                            ------------       ------------      ----------------      ------------

Total at December 31, 2000    5,000,000                625                  (797)             (172)

Contributed capital
 by shareholders                                       200                                     200

Net loss                                                                    (943)             (943)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001   5,000,000                825                 (1,740)             (915)

Contributed capital
 by shareholders                                      118                                      118

Net loss                                                                    (628)             (628)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2002  5,000,000                 943                 (2,368)           (1,425)

Net loss                                                                    (100)             (100)
                            -------------      -------------      ---------------      ------------

Total at March 31, 2003     5,000,000           $     943          $      (2,468)       $   (1,525)
                            =============      =============      ===============      ============

   The accompanying notes are an integral part of these financial statements.

                          BYTEWATCH TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
               For the three months ended March 31, 2003 and 2002
              from inception (April 6, 2000) through March 31, 2003


CASH FLOWS FROM OPERATING ACTIVITIES              Mar. 31, 2003    Mar. 31, 2002   From Inception

        Net income (loss)                              $  (100)       $  (149)       $(2,468)

        Increases (Decrease) in accrued expenses           100            100          1,525
                                                       -------        -------        -------

NET CASH PROVIDED OR (USED) IN OPERATIONS                   (0)           (49)          (943)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                 0              0              0

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of common stock               0              0            625
        Proceeds from capital contributions                  0            200            318
                                                       -------        -------        -------

                                                             0            200            943

CASH RECONCILIATION

        Net increase (decrease) in cash                     (0)           151              0
        Beginning cash balance                               0              3              0
                                                       -------        -------        -------

CASH BALANCE, ENDING                                         0            154              0
                                                       =======        =======        =======


   The accompanying notes are an integral part of these financial statements.

                          BYTEWATCH TECHNOLOGIES, INC.
                         NOTES TO FINANCIAL STATEMENTS

1. Summary of significant accounting policies:
   ------------------------------------------

Industry - Bytewatch  Technologies,  Inc. (The  Company),  was formerly known as
--------

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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

Plan of Operation
-----------------

We are continuing our efforts to locate a merger candidate for the purpose of a merger. It is possible that we will be successful in locating such a merger candidate and closing such merger. However, if we cannot effect a non-cash acquisition, we may have to raise funds from a private offering of our securities under Rule 506 of Regulation D. There is no assurance we will obtain any such equity funding.

Results of Operation
--------------------

We did not have any operating income from inception (April, 2000) through March 31, 2003. For the quarter ended March 31, 2003, we recognized a net loss of $100. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At March 31, 2003 we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Item 3. Controls and Procedures
-------------------------------

(a)  Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)  Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.


                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

     (a)  Exhibits

          99.1 Certification

     (b)  Reports of Form 8-K

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant casued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BYTEWATCH TECHNOLOGIES INC.



Date:   May 12, 2003                     /s/  Richard I. Anslow
                                        --------------------------------
                                        Richard I. Anslow
                                        President, Secretary and Director


--------------------------------------------------------------------------------

                                  CERTIFICATION
                         OF PRINCIPAL EXECUTIVE OFFICER
                   AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO
                             18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Richard I. Anslow, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of BYTEWATCH TECHNOLOGIES INC.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the a registrant is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report my conclusions about effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003
                                        /s/ Richard I. Anslow
                                        --------------------------
                                        Richard I. Anslow
                                        Principal Executive Officer and
                                        Principal Financial Officer