Form 10QSB
period 2003-06-30
BYTEWATCH TECHNOLOGIES INC
filed 2003-08-15
CIK 1120090

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2003

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

                9175 Mainwaring Rd., Sidney, BC V8L 1J9
                    (Address of Principal Executive Offices)

                                 (250) 656-4490
                           (Issuer's telephone number)

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2003: 5,000,000 shares of common stock.

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

Signature


Item 1. Financial Information
- -----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and three months ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

                          Bytewatch Technologies, Inc.


                              FINANCIAL STATEMENTS



                              AS OF JUNE 30, 2003






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

                          BYTEWATCH TECHNOLOGIES, INC.
                                  BALANCE SHEET
                              As of June 30, 2003
                              and December 31, 2002


                                     ASSETS


CURRENT ASSETS                                       June 30, 2003   December 31, 2002

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

                          BYTEWATCH TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
             For the three months ended June 30, 2003 and 2002, and
              from inception (April 6, 2000) through June 30, 2003

                                                      Three Months    Three Months    From Inception
                                                      Jun. 30, 2003    Mar. 31, 2002   To Mar. 31, 2003

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

                          BYTEWATCH TECHNOLOGIES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
              From inception (April 6, 2000)through June 30, 2003

                                               COMMON STOCK
                               SHARES          AND APIC         ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------
Stock issued for cash       5,000,000           $      625                              $      625

Net loss                                                           $        (797)             (797)
                            ------------       ------------      ----------------      ------------

Total at December 31, 2000  5,000,000                  625                  (797)             (172)

Contributed capital
 by shareholders                                       200                                     200

Net loss                                                                    (943)             (943)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001  5,000,000                 825                 (1,740)             (915)

Contributed capital
 by shareholders                                      118                                      118

Net loss                                                                    (628)             (628)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2002  5,000,000                 943                 (2,368)           (1,425)

Net loss                                                                    (100)             (100)
                            -------------      -------------      ---------------      ------------

Total at June 30, 2003      5,000,000           $     943          $      (2,468)       $   (1,525)
                            =============      =============      ===============      ============

   The accompanying notes are an integral part of these financial statements.

                          BYTEWATCH TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
               For the three months ended June 30, 2003


CASH FLOWS FROM OPERATING ACTIVITIES              Jun. 30, 2003    Mar. 31, 2002   From Inception

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

Industry - Bytewatch  Technologies,  Inc. (The  Company),  was formerly known as
----------

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

Results of Operations and Ongoing Entity - The Company is considered to be an
------------------------------------------
ongoing entity. The Company's shareholders fund any shortfalls in The Company's cash flow on a day to day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources - In addition to the stockholder funding capital
---------------------------------
shortfalls; The Company anticipates interested investors that intend to fund the Company's growth once a business is located.

Cash and Cash Equivalents - The Company considers cash on hand and amounts on
---------------------------
deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting - The Company's financial statements are prepared in
- -------------------
accordance with generally accepted accounting principles.

Income Taxes - The Company utilizes the asset and liability method to measure
--------------
and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

Fair Value of Financial Instruments - The Company's financial instruments may
-------------------------------------
include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Concentrations of Credit Risk - Financial instruments which potentially expose
-------------------------------
The Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time The Company has no deposits that are at risk.

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

Plan of Operation
-------------------

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

Results of Operation
----------------------

We did not have any operating income from inception (April, 2000) through June 30, 2003. For the quarter ended June 30, 2003, we recognized a net loss of $100. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
---------------------------------

At June 30, 2003 we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Item 3. Controls and Procedures
---------------------------------

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

          33.1 Certification
          33.2 Certification

     (b)  Reports of Form 8-K

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant casued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BYTEWATCH TECHNOLOGIES INC.



Date:   August 14, 2003                     /s/  Richard Plotnikoff
                                        --------------------------------
                                        Richard Plotnikoff
                                        President, Secretary and Director