Form 10QSB
period 2003-09-30
BYTEWATCH TECHNOLOGIES INC
filed 2003-10-31
CIK 1120090

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 2003: 5,000,000 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003. The financial statements are presented on the accrual basis.

                          Bytewatch Technologies, Inc.


                              FINANCIAL STATEMENTS



                              AS OF SEPTEMBER 30, 2003






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


                          BYTEWATCH TECHNOLOGIES, INC.
                                  BALANCE SHEET
                            As of September 30, 2003
                              and December 31, 2002


                                     ASSETS


CURRENT ASSETS                         September 30, 2003     December 31, 2002
        Cash                            $          0          $         0
                                        ------------         ------------




                TOTAL ASSETS            $          0          $         0
                                        ============          ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES


    Accrued expenses                    $      1,675          $     1,425
                                        ------------          -----------


                TOTAL LIABILITIES              1,675                1,425
                                        ------------          -----------

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    5,000,000 issued and outstanding             500                  500

  Additional paid in capital                     443                  443

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                    0                    0

  Accumulated Deficit                         (2,618)              (2,368)
                                       -------------            ----------

  Total stockholders' equity                  (1,675)              (1,425)
                                       -------------            ----------


      TOTAL LIABILITIES AND EQUITY      $          0           $        0






   The accompanying notes are an integral part of these financial statements.

                          BYTEWATCH TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                For the nine months ended September 30, 2003 and
                2002, and from inception (April 6, 2000) through
                               September 30, 2003



                                            Nine Months      Nine Months    From Inception
                                           Sep. 30, 2003    Sep. 30, 2002   To Sep. 30, 2003

REVENUE

    Sales                                   $         0      $         0      $         0
    Cost of sales                                     0                0                0

 GROSS PROFIT                                         0                0                0

 GENERAL AND ADMINISTRATIVE EXPENSES                250              428            2,618

 NET LOSS                                          (250)            (428)          (2,618)

 ACCUMULATED DEFICIT, BEGINNING BALANCE          (2,368)          (1,740)               0

 ACCUMULATED DEFICIT, ENDING BALANCE        $    (2,618)     $    (1,168)     $    (2,618)
                                            ===========      ===========      ===========


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share              (Less than .01)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding        5,000,000




   The accompanying notes are an integral part of these financial statements.


                          BYTEWATCH TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
             For the three months ended September 30, 2003 and 2002


                                         Three Months         Three Months
                                        Sep. 30, 2003         Sep. 30, 2002

REVENUE
  Sales                                 $          0           $        0
  Cost of sales                                    0                    0

GROSS PROFIT                                       0                    0

GENERAL AND ADMINISTRATIVE EXPENSES              150                  132

NET LOSS                                $       (150)          $     (132)
                                        =============          ===========





   The accompanying notes are an integral part of these financial statements.

                          BYTEWATCH TECHNOLOGIES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
            From inception (April 6, 2000)through September 30, 2003



                                               COMMON STOCK
                               SHARES          AND APIC         ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------

Stock issued for cash         5,250,000           $    625                              $      625

Net loss                                                           $        (797)             (797)
                            ------------       ------------      ----------------      ------------

Total at December 31, 2000    5,000,000                625                  (797)             (172)

Contributed capital
 by shareholders                                       200                                     200

Net loss                                                                    (943)             (943)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001    5,000,000                825                (1,740)             (915)

Contributed capital
 by shareholders                                       118                                     118

Net loss                                                                    (628)             (628)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2002    5,000,000                943                (2,368)           (1,425)

Net loss                                                                    (250)             (250)
                            -------------      -------------      ---------------      ------------

Total at March 31, 2003       5,000,000           $    943         $      (2,618)       $   (1,675)
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



CASH FLOWS FROM OPERATING ACTIVITIES                   Sep. 30, 2003     Sep. 30, 2002   From Inception
        Net income (loss)                              $      (250)     $    (428)      $  (2,618)

        Increases (Decrease) in accrued expenses               250            300           1,675
                                                       -------------    ----------      -----------

NET CASH PROVIDED OR (USED) IN OPERATIONS                       (0)          (128)           (943)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                     0              0               0

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of common stock                   0              0             625
        Proceeds from capital contributions                      0            118             318
                                                        ------------     ---------       -----------

                                                                 0            118             943

CASH RECONCILIATION

        Net increase (decrease) in cash                         (0)           (10)              0
        Beginning cash balance                                   0             10               0
                                                          -----------   -----------      ----------

CASH BALANCE, ENDING                                             0              0               0
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

Results of Operation
--------------------

The Company did not have any operating income from inception (April, 2000) through September 30, 2003. For the quarter ended September 30, 2003, the registrant recognized a net loss of $150. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and CapitRal Resources
--------------------------------

At September 30, 2003 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)  Exhibits

     33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

     33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)  Reports of Form 8-K

     No reports on Form 8-K were filed during the quarter ended
     September 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant casued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BYTEWATCH TECHNOLOGIES INC.



Date:   October 31, 2003                /s/  Richard Plotnikoff
                                        --------------------------------
                                        Richard Plotnikoff
                                        President, Secretary and Director