Form 10KSB
period 2003-12-31
BYTEWATCH TECHNOLOGIES INC
filed 2004-03-26
CIK 1120090

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       -----------------------------------

                                   FORM 10-KSB

                       -----------------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHNAGE ACT OF 1934

                            For the fiscal year Ended
                                December 31, 2003

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


                    9175 Mainwaring Rd., Sidney, BC V8L 1J9
               (Address of principal executive offices) (Zip Code)

                                 (250) 656-4490
              (Registrant"s telephone number, including area code)


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

Revenues for year ended December 31, 2003:    $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 24, 2004 was: $-0-

Number of shares of our common stock outstanding as of March 24, 2004 is:
5,000,000

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

PERCEIVED BENEFITS

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

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

EMPLOYEES

We have no full time employees. Richard Plotnikoff, our President has agreed to allocate a portion of his time to our activities without compensation. Mr. Plotnikoff anticipates that our business plan can be implemented by his devoting no more than 10 hours per month to the business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by Mr. Plotnikoff.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2003, there was 1 shareholder of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

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

Results of Operation

We did not have any operating income from inception (April, 2000) through December 31, 2003. For the year ended December 31, 2003, we recognized a net loss of $628. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At December 31, 2003, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

ITEM 7.      FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

                          Bytewatch Technologies, Inc.


                              FINANCIAL STATEMENTS







                FOR THE PERIODS ENDING DECEMBER 31, 2003 AND 2002
                     AND FROM INCEPTION TO DECEMBER 31, 2003






















FINANCIAL STATEMENTS


For the periods ending December 31, 2003 and 2002 and from inception through December 31, 2003

                          BYTEWATCH TECHNOLOGIES, INC.
                                Table of Contents


                                                                           PAGE

INDEPENDENT AUDITORS REPORT                                                 2

BALANCE SHEET                                                               3

STATEMENT OF OPERATIONS                                                     4

STATEMENT OF STOCKHOLDERS EQUITY                                            5

STATEMENT OF CASH FLOWS                                                     6

FOOTNOTES TO THE FINANCIAL STATEMENTS                                       7












                                        1


To The Board of Directors and Shareholder
BYTEWATCH TECNOLOGIES, INC.


We have audited the accompanying balance sheet of Bytewatch Technologies, Inc., as of December 31, 2003 and 2002, and the related statement of operations, equity and cash flows for the twelve months ended December 31, 2002 and from inception (April 6, 2000) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bytewatch Technologies, Inc., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the twelve months then ended and from inception (April 6, 2000) through December 31, 2003 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet commenced operations, raise capital or implement a plan of operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          Gately & Associates, LLC
                                          Certified Public Accountants
                                          Altamonte Springs, FL
                                          March 23, 2004

                          BYTEWATCH TECHNOLOGIES, INC.
                                  BALANCE SHEET
                        As of December 31, 2003 and 2002

                                     ASSETS
                                     ------

CURRENT ASSETS                                                December 31, 2003     December 31, 2002

        Cash                                                        $     0                $     0
                                                                    -------                -------


          TOTAL ASSETS                                              $     0                $     0
                                                                    =======                =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accrued expenses                                                $ 2,050                $ 1,425
                                                                    -------                -------


                      TOTAL LIABILITIES                               2,050                  1,425
                                                                    -------                -------

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    5,000,000 issued and outstanding                                    500                    500

  Additional paid in capital                                            443                    443

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                                           0                      0

  Accumulated Deficit                                                (2,993)                (2,368)
                                                                    -------                -------

  Total stockholders' equity                                         (2,050)                (1,425)
                                                                    -------                -------


      TOTAL LIABILITIES AND EQUITY                                  $     0                $     0



   The accompanying notes are an integral part of these financial statements.

                          BYTEWATCH TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
             For the twelve months ended December 31, 2003 and 2002,
          and from inception (April 6, 2000) through December 31, 2003

                                                        Twelve Months             Twelve Months             From Inception
                                                        Dec. 31, 2003             Dec. 30, 2002            To Dec. 31, 2003
                                                        -------------             -------------            ----------------

     REVENUE
        Sales                                             $         0                $         0                $         0
        Cost of sales                                               0                          0                          0

     GROSS PROFIT                                                   0                          0                          0

     GENERAL AND ADMINISTRATIVE EXPENSES                          625                        628                      2,993

     NET LOSS                                                    (625)                      (628)                    (2,993)

     ACCUMULATED DEFICIT, BEGINNING BALANCE                    (2,368)                    (1,740)                         0

     ACCUMULATED DEFICIT, ENDING BALANCE                  $    (2,993)               $    (2,368)               $    (2,993)
                                                          ===========                ===========                ===========

NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                            (Less than .01)            (Less than .01)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding                     5,000,000                  5,000,000




   The accompanying notes are an integral part of these financial statements.

                          BYTEWATCH TECHNOLOGIES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
             From inception (April 6, 2000)through December 31, 2003

                                               COMMON STOCK
                               SHARES          AND APIC         ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------

Stock issued for cash              5,250,000           $    625                              $      625

Net loss                                                                 $       (797)             (797)
                                 ------------       ------------      ----------------      ------------

Total at December 31, 2000         5,000,000                625                  (797)             (172)

Contributed capital
 by shareholders                                            200                                     200

Net loss                                                                         (943)             (943)
                                 -------------      -------------      ---------------      ------------

Total at December 31, 2001         5,000,000                825                (1,740)             (915)

Contributed capital
 by shareholders                                            118                                     118

Net loss                                                                         (628)             (628)
                                 -------------      -------------      ---------------      ------------

Total at December 31, 2002         5,000,000                943                (2,368)           (1,425)

Net loss                                                                         (625)             (625)
                                 -------------      -------------      ---------------      ------------

Total at December 31, 2003         5,000,000           $    943          $     (2,993)       $   (2,050)
                                 =============      =============      ===============      ============




   The accompanying notes are an integral part of these financial statements.

                          BYTEWATCH TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
             For the twelve months ended December 31, 2003 and 2002
            from inception (April 6, 2000) through December 31, 2003



CASH FLOWS FROM OPERATING ACTIVITIES                   Dec. 31, 2003     Dec. 31, 2002   From Inception

        Net income (loss)                              $      (625)     $    (628)      $  (2,993)

             Increases (Decrease) in accrued expenses          625            500           2,050
                                                       -------------    ----------      -----------

    NET CASH PROVIDED OR (USED) IN OPERATIONS                   (0)          (128)           (943)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                     0              0               0

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of common stock                   0              0             625
        Proceeds from capital contributions                      0            118             318
                                                        ------------     ---------       -----------

                                                                 0            118             943

CASH RECONCILIATION

        Net increase (decrease) in cash                         (0)           (10)              0
        Beginning cash balance                                   0             10               0
                                                          -----------   -----------      ----------
CASH BALANCE, ENDING                                             0              0               0
                                                          ===========   ===========      ==========


   The accompanying notes are an integral part of these financial statements.

                          BYTEWATCH TECHNOLOGIES, INC.

                      FOOTNOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

11. Income Taxes:

The Company has a net operating loss of $2,995 that will expire during the years 2020 through 2023. These net operating loss carry-forwards have been completely reserved through an allowance account so that no deferred tax assets results in the balance sheet.

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

ITEM 8A CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

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

Changes in internal controls
----------------------------

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

                                    PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers as of December 31, 2003, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of our Board of Directors.


Name                          Age      Positions and Offices Held
Richard Plotnikoff            43       President/Secretary/Director


BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five years:

Mr.Plotnikoff is currently involved in the health food industry. His responsibilities include coordinating strategy, planning, and product development. Mr. Plotnikoff devotes most of his time to the affairs of the Company. He has been involved in the health industry since 1989 at which time he founded a private company called Kayto Life Herbs International Corp. Prior to his involvement with Kayto Life Herbs International Corp., Mr. Plotnikoff was an Inspector employed by Revenue Canada in the Customs and Excise Division. Mr. Plotnikoff has a holding company called Shopcom Holdings Ltd. and spends part of his time on the operations of the Holding Company.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To date, we have not filed Form 5 for the year ended December 31, 2003.

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have issued a total of 5,000,000 shares of our common stock to the following persons for a total of $625 in cash:

Name                                 Number of Total Shares               % of Shareholdings
----                                 ----------------------               ------------------
Richard Plotnikoff                            5,000,000                          100%


The address for Mr. Richard Plotnikoff is 9175 Mainwaring Rd., Sidney, BC
V8L 1J9

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

3.Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

EXHIBIT INDEX

3.1   Articles of Incorporation    (1)
3.2   By-laws    (1)


(1)  Incorporated by reference to our Form 10-SB (SEC File No. 0-31367).

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2003, we were billed approximately $500.00 and $500.00 for year end 2002 for professional services rendered for the audit of our financial statements, respectively. We also were billed approximately $0.00 and $0.00 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2003, respectively.

Tax Fees

For the Company's fiscal year ended December 31, 2003, we were billed approximately $0.00 and $325.00 for 2002, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                     BYTEWATCH TECHNOLOGIES, INC.

                     By:  /s/  Richard Plotnikoff
                     ---------------------------------
                               RICHARD PLOTNIKOFF
                               President, Chief Executive Officer,
                               Chief Financial Officer,
                               Secretary and Director


Dated:   March 24, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/  Richard Plotnikoff   President, Chief Executive Officer,   Dated:   March 24,  2004
      -----------------------   Chief Financial Officer,
           Richard Plotnikoff   Secretary and Director
