Form 10QSB
period 2004-03-31
BYTEWATCH TECHNOLOGIES INC
filed 2004-05-17
CIK 1120090

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2004: 5,000,000 shares of common stock.

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

Signature


Item 1. Financial Information
------------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and three months ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                          Bytewatch Technologies, Inc.


                              FINANCIAL STATEMENTS







                      FOR THE PERIODS ENDING MARCH 31, 2004
                      AND FROM INCEPTION TO MARCH 31, 2004


FINANCIAL STATEMENTS


For the periods ending December 31, 2003 and 2002 and from inception through March 31, 2003

                       BYTEWATCH TECHNOLOGIES, INC.

                             Table of Contents


                                                                  PAGE



     BALANCE SHEET                                                 F-1

     STATEMENT OF OPERATIONS                                       F-2

     STATEMENT OF STOCKHOLDERS EQUITY                              F-3

     STATEMENT OF CASH FLOWS                                       F-4

     FOOTNOTES TO THE FINANCIAL STATEMENTS                         F-5

                          BYTEWATCH TECHNOLOGIES, INC.
                                  BALANCE SHEET
                   As of March 31, 2004 and December 31, 2003


                                     ASSETS


CURRENT ASSETS                         March 31, 2004     December 31, 2002

  Cash                                  $          0          $         0
                                        ------------          -----------




      TOTAL ASSETS                      $          0          $         0
                                        ============          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accrued expenses                      $      2,300          $     2,050
                                        ------------          -----------


      TOTAL LIABILITIES                        2,300                2,050
                                        ------------          -----------

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    5,000,000 issued and outstanding             500                  500

  Additional paid in capital                     443                  443

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                    0                    0

  Accumulated Deficit                         (3,243)              (2,993)
                                        ------------          -----------

  Total stockholders' equity                  (2,300)              (2,050)
                                        ------------          -----------


      TOTAL LIABILITIES AND EQUITY      $          0          $         0
                                        ============          ===========


   The accompanying notes are an integral part of these financial statements.

                          BYTEWATCH TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
            For the three months ended March 31, 2004 and 2003, and
              from inception (April 6, 2000) through March 31, 2004

                                                      Three Months              Three Months              From Inception
                                                     Mar. 31, 2004              Mar. 31, 2003            To Mar. 31, 2004

REVENUE
    Sales                                             $         0                $         0                $         0
    Cost of sales                                               0                          0                          0
                                                      -----------                -----------                -----------

 GROSS PROFIT                                                   0                          0                          0

 GENERAL AND ADMINISTRATIVE EXPENSES                          250                        100                      3,243
                                                      -----------                -----------                -----------

 NET LOSS                                                    (250)                      (100)                    (3,243)

 ACCUMULATED DEFICIT, BEGINNING BALANCE                    (2,993)                    (2,368)                         0
                                                      -----------                -----------                -----------

 ACCUMULATED DEFICIT, ENDING BALANCE                  $    (3,243)               $    (2,468)               $    (3,243)
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

                          BYTEWATCH TECHNOLOGIES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
              From inception (April 6, 2000)through March 31, 2004

                                               COMMON STOCK
                               SHARES          AND APIC         ACCUMULATED DEFICIT      TOTAL
                           -------------      -------------     -----------------     ------------
Stock issued for cash         5,250,000         $      625                              $      625

Net loss                                                            $       (797)             (797)
                            ------------       ------------      ----------------      ------------

Total at December 31, 2000    5,000,000                625                  (797)             (172)

Contributed capital
 by shareholders                                       200                                     200

Net loss                                                                    (943)             (943)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001    5,000,000                825                (1,740)             (915)

Contributed capital
 by shareholders                                       118                                     118

Net loss                                                                    (628)             (628)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2002    5,000,000                943                (2,368)           (1,425)

Net loss                                                                    (625)             (625)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2003    5,000,000                943                (2,993)           (2,050)

Net loss                                                                    (250)             (250)
                            -------------      -------------      ---------------      ------------

Total at March 31, 2004       5,000,000         $      943          $     (3,243)       $   (2,300)
                            =============      =============      ===============      ============

   The accompanying notes are an integral part of these financial statements.

                          BYTEWATCH TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
               For the three months ended March 31, 2004 and 2003
              from inception (April 6, 2000) through March 31, 2004



CASH FLOWS FROM OPERATING ACTIVITIES                           Mar. 31, 2004         Mar. 31, 2003          From Inception
        Net income (loss)                                         $  (250)               $  (100)               $(3,243)

                      Increases (Decrease) in accrued expenses        250                    100                  2,300
                                                                  -------                -------                -------

    NET CASH PROVIDED OR (USED) IN OPERATIONS                          (0)                    (0)                  (943)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                            0                      0                      0

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of common stock                          0                      0                    625
        Proceeds from capital contributions                             0                    118                    318
                                                                  -------                -------                -------

                                                                        0                    118                    943

CASH RECONCILIATION

        Net increase (decrease) in cash                                (0)                   (10)                     0
        Beginning cash balance                                          0                     10                      0
                                                                  -------                -------                -------
CASH BALANCE, ENDING                                                    0                      0                      0
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


1.   Summary of significant accounting policies:
     -------------------------------------------

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

11.  Income Taxes:
     ------------

The Company has a net operating loss of $3,245 that will expire during the years 2020 through 2024. These net operating loss carry-forwards have been completely reserved through an allowance account so that no deferred tax assets results in the balance sheet.

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

Results of Operation
--------------------

The Company did not have any operating income from inception (April, 2000) through March 31, 2004. For the quarter ended September 30, 2003, the registrant recognized a net loss of $150. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
--------------------------------

At March 31, 2004 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

PLEASE UPDATE

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

Item 6. Exhibits and Reports of Form 8-K.

(a)  Exhibits

     33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

     33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)  Reports of Form 8-K

     No reports on Form 8-K were filed during the quarter ended
     March 31, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BYTEWATCH TECHNOLOGIES INC.



Date:   May 14, 2004                     /s/  Richard Plotnikoff
                                        --------------------------------
                                        Richard Plotnikoff
                                        President, Secretary and Director