Form 10QSB
period 2004-06-30
BYTEWATCH TECHNOLOGIES INC
filed 2004-08-12
CIK 1120090

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 16, 2004: 5,000,000 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                          Bytewatch Technologies, Inc.


                              FINANCIAL STATEMENTS



                   FOR THE PERIODS ENDING JUNE 30, 2004, 2003
                       AND FROM INCEPTION TO JUNE 30, 2004


FINANCIAL STATEMENTS


For the periods ending June 30, 2004, 2003 and from inception through June 30, 2003

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

     STATEMENT OF OPERATIONS                                       F-2

     STATEMENT OF STOCKHOLDERS EQUITY                              F-3

     STATEMENT OF CASH FLOWS                                       F-4

     FOOTNOTES TO THE FINANCIAL STATEMENTS                         F-5



                          BYTEWATCH TECHNOLOGIES, INC.
                                  BALANCE SHEET
                    As of June 30, 2004 and December 31, 2003



                                     ASSETS
                                     ------


CURRENT ASSETS                               June 30, 2004     December 31, 2002

             Cash                                              $          0          $         0
                                                               ------------          -----------




                TOTAL ASSETS                                   $          0          $         0
                                                               ============          ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES

    Accrued expenses                                           $      2,550          $     2,050
                                                               ------------          -----------


                TOTAL LIABILITIES                                     2,550                2,050
                                                               ------------          -----------

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    5,000,000 issued and outstanding                                    500                  500

  Additional paid in capital                                            443                  443

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                                           0                    0

  Accumulated Deficit                                                (3,493)              (2,993)
                                                               -------------         -----------

  Total stockholders' equity                                         (2,550)              (2,050)
                                                               -------------         -----------


      TOTAL LIABILITIES AND EQUITY                             $          0          $         0
                                                               =============         ===========






                The accompanying notes are an integral part of these financial statements.


                                                   F1



                                    BYTEWATCH TECHNOLOGIES, INC.
                                     STATEMENT OF OPERATIONS
                         For the six months ended June 30, 2004, 2003, and
                       from inception (April 6, 2000) through June 30, 2004



                                                  Six Months            Six Months         From Inception
                                               Jun. 30, 2004           Jun. 30, 2003       To Jun. 30, 2004

REVENUE

   Sales                                         $         0           $         0           $         0
   Cost of sales                                           0                     0                     0

GROSS PROFIT                                               0                     0                     0

GENERAL AND ADMINISTRATIVE EXPENSES                      500                   200                 3,493

NET LOSS                                                (500)                 (200)               (3,493)

ACCUMULATED DEFICIT, BEGINNING BALANCE                (2,993)               (2,368)                    0

ACCUMULATED DEFICIT, ENDING BALANCE              $    (3,493)          $    (2,568)          $    (3,493)
                                                 ===========           ===========           ===========

NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                   (Less than .01)       (Less than .01)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding            5,000,000             5,000,000





                                     BYTEWATCH TECHNOLOGIES, INC.
                                     STATEMENT OF OPERATIONS
                        For the three months ended June 30, 2004 and 2003




                                                 Three Months          Three Months
                                                Jun. 30, 2004         Jun. 30, 2003

REVENUE

    Sales                                        $         0           $         0
    Cost of sales                                          0                     0
                                                 -----------           -----------

 GROSS PROFIT                                              0                     0

 GENERAL AND ADMINISTRATIVE EXPENSES                     250                   100
                                                 -----------           -----------


 ACCUMULATED DEFICIT, ENDING BALANCE             $      (250)          $      (100)
                                                 ===========           ===========




      The accompanying notes are an integral part of these financial statements.

                                         F2



                                              BYTEWATCH TECHNOLOGIES, INC.
                                          STATEMENT OF STOCKHOLDERS' EQUITY
                                  From inception (April 6, 2000)through June 30, 2004




                                                         COMMON STOCK
                                       SHARES               AND APIC        ACCUMULATED DEFICIT          TOTAL
                                    -----------           -----------           -----------           -----------

Stock issued for cash                 5,250,000           $       625                                 $       625

Net loss                                                                        $      (797)                 (797)
                                    -----------           -----------           -----------           -----------

Total at December 31, 2000            5,000,000                   625                  (797)                 (172)

Contributed capital
 by shareholders                                                  200                                         200

Net loss                                                                               (943)                 (943)
                                    -----------           -----------           -----------           -----------

Total at December 31, 2001            5,000,000                   825                (1,740)                 (915)

Contributed capital
 by shareholders                                                  118                                         118

Net loss                                                                               (628)                 (628)
                                    -----------           -----------           -----------           -----------

Total at December 31, 2002            5,000,000                   943                (2,368)               (1,425)

Net loss                                                                               (625)                 (625)
                                    -----------           -----------           -----------           -----------

Total at December 31, 2003            5,000,000                   943                (2,993)               (2,050)

Net loss                                                                               (500)                 (500)
                                    -----------           -----------           -----------           -----------

Total at June 30, 2004                5,000,000           $       943           $    (3,493)          $    (2,550)
                                    ===========           ===========           ===========           ===========




                             The accompanying notes are an integral part of these financial statements.

                                                               F3



                                         BYTEWATCH TECHNOLOGIES, INC.
                                           STATEMENT OF CASH FLOWS
                                For the six months ended June 30, 2004, 2003 and
                              from inception (April 6, 2000) through March 31, 2004



CASH FLOWS FROM OPERATING ACTIVITIES                        Jun. 30, 2004    Jun. 30, 2003     From Inception

        Net income (loss)                                     $  (500)          $  (200)          $(3,493)

            Increases (Decrease) in accrued expenses              250               200             2,550
                                                              -------           -------           -------

    NET CASH PROVIDED OR (USED) IN OPERATIONS                      (0)               (0)             (943)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                        0                 0                 0

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of common stock                      0                 0               625
        Proceeds from capital contributions                         0                 0               318
                                                              -------           -------           -------

                                                                    0                 0               943

CASH RECONCILIATION

        Net increase (decrease) in cash                             0                 0                 0
        Beginning cash balance                                      0                 0                 0
                                                              -------           -------           -------
CASH BALANCE, ENDING                                          $     0           $     0           $     0
                                                              =======           =======           =======



                      The accompanying notes are an integral part of these financial statements.

                                                        F4


                          BYTEWATCH TECHNOLOGIES, INC.


                      FOOTNOTES TO THE FINANCIAL STATEMENTS

================================================================================

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

                                       F5

                          BYTEWATCH TECHNOLOGIES, INC.


                      FOOTNOTES TO THE FINANCIAL STATEMENTS

================================================================================

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


                                       F7

                          BYTEWATCH TECHNOLOGIES, INC.


                      FOOTNOTES TO THE FINANCIAL STATEMENTS

================================================================================

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


                                       F8

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

Results of Operation
--------------------

The Company did not have any operating income from inception (April 6, 2000) through June 30, 2004. For the quarter ended June 30, 2004, the registrant recognized a net loss of $250 as compared to $100 in the prior year. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At June 30, 2004 the Company had no cash resources. There are no other capital resources and the Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 6. Exhibits and Reports of Form 8-K.

(a)  Exhibits

     33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

     33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)  Reports of Form 8-K

     No reports on Form 8-K were filed during the quarter ended
     June 30, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BYTEWATCH TECHNOLOGIES INC.



Date:   August 12, 2004                 /s/  Richard Plotnikoff
                                        --------------------------------
                                        Richard Plotnikoff
                                        President, Secretary and Director