Form 10QSB
period 2004-09-30
BYTEWATCH TECHNOLOGIES INC
filed 2004-11-22
CIK 1120090

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 22, 2004: 5,250,000 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                          Bytewatch Technologies, Inc.


                              FINANCIAL STATEMENTS



                   FOR THE 9 MONTHS ENDING SEPTEMBER 30, 2004


FINANCIAL STATEMENTS


For the periods ending September 30, 2004, 2003 and from inception through September 30, 2003

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

     STATEMENT OF OPERATIONS                                       F-2

     STATEMENT OF STOCKHOLDERS EQUITY                              F-3

     STATEMENT OF CASH FLOWS                                       F-4

     FOOTNOTES TO THE FINANCIAL STATEMENTS                         F-5


                          BYTEWATCH TECHNOLOGIES, INC.
                         (a development stage business)
                                  BALANCE SHEET
                 As of September 30, 2004 and December 31, 2003

                                     ASSETS

CURRENT ASSETS                                              September 30, 2004     December 31, 2002
        Cash                                                     $     0                $     0
                                                                 -------                -------

                      TOTAL ASSETS                               $     0                $     0
                                                                 =======                =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accrued expenses                                             $ 2,800                $ 2,050
                                                                 -------                -------


                      TOTAL LIABILITIES                            2,800                  2,050
                                                                 -------                -------

                         STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    5,250,000 issued and outstanding                                 500                    500

  Additional paid in capital                                         443                    443

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                                        0                      0

  Accumulated Deficit                                             (3,743)                (2,993)
                                                                 -------                -------

  Total stockholders' equity                                      (2,800)                (2,050)
                                                                 -------                -------


      TOTAL LIABILITIES AND EQUITY                               $     0                $     0
                                                                 =======                =======



   The accompanying notes are an integral part of these financial statements.

                          BYTEWATCH TECHNOLOGIES, INC.
                         (a development stage business)
                             STATEMENT OF OPERATIONS
             For the nine months ended September 30, 2004, 2003, and
            from inception (April 6, 2000) through September 30, 2004

                                                            Nine Months              Nine Months             From Inception
                                                           Sep. 30, 2004            Sep. 30, 2003            To Sep. 30, 2004

    REVENUE
        Sales                                             $         0                $         0                $         0
        Cost of sales                                               0                          0                          0
                                                          -----------                -----------                -----------

     GROSS PROFIT                                                   0                          0                          0

     GENERAL AND ADMINISTRATIVE EXPENSES                          750                        250                      3,743
                                                          -----------                -----------                -----------

     NET LOSS                                                    (750)                      (250)                    (3,743)

     ACCUMULATED DEFICIT, BEGINNING BALANCE                    (2,993)                    (2,368)                         0
                                                          -----------                -----------                -----------

     ACCUMULATED DEFICIT, ENDING BALANCE                  $    (3,743)               $    (2,608)               $    (3,743)
                                                          ===========                ===========                ===========

NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                            (Less than .01)            (Less than .01)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding                     5,250,000                  5,000,000




   The accompanying notes are an integral part of these financial statements.

                          BYTEWATCH TECHNOLOGIES, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
             For the three months ended September 30, 2004 and 2003




                                                Three Months         Three Months
                                               Sep. 30, 2004        Sep. 30, 2003
REVENUE

   Sales                                          $   0                $   0
   Cost of sales                                      0                    0
                                                  -----                -----

GROSS PROFIT                                          0                    0

GENERAL AND ADMINISTRATIVE EXPENSES                 250                  150
                                                  -----                -----


ACCUMULATED DEFICIT, ENDING BALANCE               $(250)               $(150)
                                                  =====                =====



   The accompanying notes are an integral part of these financial statements.


                          BYTEWATCH TECHNOLOGIES, INC.
                         (a development stage business)
                        STATEMENT OF STOCKHOLDERS' EQUITY
            From inception (April 6, 2000) through September 30, 2004


                                                   COMMON STOCK
                                   SHARES            AND APIC       ACCUMULATED DEFICIT      TOTAL
                                 -----------        -----------     -------------------   -----------
Stock issued for cash              5,250,000        $       625                           $       625

Net loss                                                               $      (797)              (797)
                                 -----------        -----------        -----------        -----------

Total at December 31, 2000         5,000,000                625               (797)              (172)

Contributed capital
 by shareholders                                            200                                   200

Net loss                                                                      (943)              (943)
                                 -----------        -----------        -----------        -----------

Total at December 31, 2001         5,000,000                825             (1,740)              (915)

Contributed capital
 by shareholders                                            118                                   118

Net loss                                                                      (628)              (628)
                                 -----------        -----------        -----------        -----------

Total at December 31, 2002         5,000,000                943             (2,368)            (1,425)

Net loss                                                                      (625)              (625)
                                 -----------        -----------        -----------        -----------

Total at December 31, 2003         5,000,000                943             (2,993)            (2,050)

Net loss                                                                      (750)              (750)
                                 -----------        -----------        -----------        -----------

Total at Sep. 30, 2004             5,000,000        $       943        $    (3,743)       $    (2,800)
                                 ===========        ===========        ===========        ===========




   The accompanying notes are an integral part of these financial statements.


                          BYTEWATCH TECHNOLOGIES, INC.
                            STATEMENT OF CASH FLOWS
             For the nine months ended September 30, 2004, 2003 and
           from inception (April 6, 2000) through September 30, 2004



CASH FLOWS FROM OPERATING ACTIVITIES                              Sep. 30, 2004  Sep. 30, 2003  From Inception

        Net income (loss)                                            $  (750)       $  (250)       $(3,493)

                      Increases (Decrease) in accrued expenses           750            250          2,800
                                                                     -------        -------        -------

    NET CASH PROVIDED OR (USED) IN OPERATIONS                             (0)            (0)          (943)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                               0              0              0

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of common stock                             0              0            625
        Proceeds from capital contributions                                0              0            318
                                                                     -------        -------        -------

                                                                           0              0            943

CASH RECONCILIATION

        Net increase (decrease) in cash                                    0              0              0
        Beginning cash balance                                             0              0              0
                                                                     -------        -------        -------
CASH BALANCE, ENDING                                                 $     0        $     0        $     0
                                                                     =======        =======        =======


   The accompanying notes are an integral part of these financial statements.

                          BYTEWATCH TECHNOLOGIES, INC.
                          (a development stage company)


                      FOOTNOTES TO THE FINANCIAL STATEMENTS

---------------------------------------------------------------------------

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

4.   Use of Estimates:
     -----------------

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Management has no reason to make estimates at this time.

5.   Revenue and Cost Recognition:
     -----------------------------

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

6.   Accrued Expenses:
     -----------------

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

7.   Operating Lease Agreements:
     ---------------------------

The Company has no agreements at this time.

8.   Stockholder's Equity:
     ---------------------

Common Stock includes 100,000,000 shares authorized at a par value of $0.0001, of which 5,250,000 have been issued for the amount of $625. The shareholders contributed an additional $200 to capital during the year 2001 and $118 during the year 2002. The Company has also authorized 20,000,000 shares of preferred stock at a par value of $0.0001, none of which have been issued.

9.   Required Cash Flow Disclosure for Interest and Taxes Paid:
     ----------------------------------------------------------

The company has paid no amounts for federal income taxes and interest.

10.  Earnings Per Share:
     -------------------

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

11.  Income Taxes:
     -------------

The Company has a net operating loss of $3,493 that will expire during the years 2020 through 2024. These net operating loss carry-forwards have been completely reserved through an allowance account so that no deferred tax assets results in the balance sheet.

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

Results of Operation
--------------------

The Company did not have any operating income from inception (April 6, 2000) through September 30, 2004. For the quarter ended June 30, 2004, the registrant recognized a net loss of $250 as compared to $150 in the prior year. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At September 30, 2004 the Company had no cash resources. There are no other capital resources and the Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 6. Exhibits and Reports of Form 8-K.

(a)  Exhibits

     33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

     33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)  Reports of Form 8-K

     No reports on Form 8-K were filed during the quarter ended
     September 30, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BYTEWATCH TECHNOLOGIES INC.



Date:  November 22, 2004                /s/  Richard Plotnikoff
                                        --------------------------------
                                        Richard Plotnikoff
                                        President, Secretary and Director