Form 10KSB
period 2004-12-31
BYTEWATCH TECHNOLOGIES INC
filed 2005-03-31
CIK 1120090

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

                            For the fiscal year Ended
                                December 31, 2004

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

Revenues for year ended December 31, 2004:    $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2005 was: $-0-

Number of shares of our common stock outstanding as of March 31, 2005 is:
5,000,000

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2004, there was 1 shareholder of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

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

Results of Operation

We did not have any operating income from inception (April, 2000) through December 31, 2004. For the year ended December 31, 2003, we recognized a net loss of $628. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At December 31, 2004, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

ITEM 7.      FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

                          Bytewatch Technologies, Inc.
                         (a development stage business)

                              FINANCIAL STATEMENTS







                 FOR THE TWELVE MONTHS ENDING DECEMBER 31, 2004



FINANCIAL STATEMENTS


For the periods ending December 31, 2004, 2003 and from inception through December 31, 2003

                          BYTEWATCH TECHNOLOGIES, INC.


                         (a development stage business)
                                Table of Contents
                                                                           PAGE

INDEPENDENT AUDITORS REPORT                                                F-1

BALANCE SHEET                                                              F-2

STATEMENT OF OPERATIONS                                                    F-3

STATEMENT OF STOCKHOLDERS EQUITY                                           F-4

STATEMENT OF CASH FLOWS                                                    F-5

FOOTNOTES TO THE FINANCIAL STATEMENTS                                      F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors
Bytewatch Technologies, Inc.
(a development stage company)


We have audited the accompanying balance sheet of Bytewatch Technologies, Inc. (a development stage company), as of December 31, 2004, and the related statement of operations, equity and cash flows from inception (April 6, 2000) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Service Air Group, Inc. (a development stage company), as of December 31, 2004, and the results of its operations and its cash flows from inception (April 6, 2004)through December 31, 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet commenced operations, raised capital or implemented a plan of operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Gately & Associates, LLC
Certified Public Accountants
Altamonte Springs, FL
February 28, 2005


                          BYTEWATCH TECHNOLOGIES, INC.
                         (a development stage business)
                                  BALANCE SHEET
                   As of December, 2004 and December 31, 2003



                                     ASSETS

CURRENT ASSETS                        December 31, 2004   December 31, 2002
    Cash                                     $          0          $         0
                                             ------------         ------------




                TOTAL ASSETS                 $          0          $         0
                                             ============          ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY




CURRENT LIABILITIES

    Accrued expenses                         $      3,300          $     2,050
                                             ------------         ------------


                TOTAL LIABILITIES                   3,300                2,050
                                             ------------         ------------

STOCKHOLDERS' EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    5,000,000 issued and outstanding                  500                  500

  Additional paid in capital                          443                  443

  Preferred Stock - Par value $0.0001;
    20,000,000 shares authorized;
    none issued and outstanding                         0                    0

  Accumulated Deficit                              (4,243)              (2,993)
                                             ------------         ------------

  Total stockholders' equity                       (3,300)              (2,050)
                                            -------------            ----------


      TOTAL LIABILITIES AND EQUITY          $           0          $         0
                                            =============          ===========






   The accompanying notes are an integral part of these financial statements.


                          BYTEWATCH TECHNOLOGIES, INC.
                         (a development stage business)
                             STATEMENT OF OPERATIONS
            For the twelve months ended December 31, 2004, 2003, and
            from inception (April 6, 2000) through December 31, 2004


                                                 Twelve Months       Twelve Months    From Inception
                                                 Dec. 31, 2004       Dec. 31, 2003    To Dec. 31, 2004

REVENUE
    Sales                                         $           0        $       0       $         0
    Cost of sales                                             0                0                 0
                                                  -------------       ----------       ------------

 GROSS PROFIT                                                 0                0                 0

 GENERAL AND ADMINISTRATIVE EXPENSES                      1,250              625             4,243
                                                  -------------       ----------       ------------

 NET LOSS                                                (1,250)            (625)           (4,243)

 ACCUMULATED DEFICIT, BEGINNING BALANCE                  (2,993)          (2,368)                0
                                                  -------------       -----------      ------------

 ACCUMULATED DEFICIT, ENDING BALANCE              $      (4,243)       $  (2,993)      $    (4,243)
                                                  =============       ==========       ============

NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                      (Less than .01)  (Less than .01)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding               5,000,000        5,000,000




   The accompanying notes are an integral part of these financial statements.



                          BYTEWATCH TECHNOLOGIES, INC.
                         (a development stage business)
                       STATEMENT OF STOCKHOLDERS' EQUITY
            From inception (April 6, 2000) through December 31, 2004

                                               COMMON STOCK
                               SHARES            AND APIC      ACCUMULATED DEFICIT        TOTAL
                           -------------      -------------     -----------------     ------------
Stock issued for cash         5,250,000           $    625                              $      625

Net loss                                                            $       (797)             (797)
                            -------------      -------------      ----------------     ------------

Total at December 31, 2000    5,000,000                625                  (797)             (172)

Contributed capital
 by shareholders                                       200                                     200

Net loss                                                                    (943)             (943)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2001    5,000,000                825                (1,740)             (915)

Contributed capital
 by shareholders                                       118                                     118

Net loss                                                                    (628)             (628)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2002    5,000,000                943                (2,368)           (1,425)

Net loss                                                                    (625)             (625)
                            -------------      -------------      ---------------      ------------

Total at December 31, 2003    5,000,000                943                (2,993)           (2,050)

Net loss                                                                  (1,250)           (1,250)
                            -------------      -------------      ---------------      ------------

Total at Dec. 31, 2004        5,000,000           $    943          $     (4,243)       $   (3,300)
                            =============      =============      ===============      ============




   The accompanying notes are an integral part of these financial statements.


                          BYTEWATCH TECHNOLOGIES, INC.
                            STATEMENT OF CASH FLOWS
            For the twelve months ended December 31, 2004, 2003 and
             from inception (April 6, 2000) through December, 2004



CASH FLOWS FROM OPERATING ACTIVITIES                   Dec. 30, 2004    Dec. 30, 2003  From Inception
                                                       ------------     ----------      ----------
        Net income (loss)                              $    (1,250)     $    (250)      $  (4,243)

             Increases (Decrease) in accrued expenses          750            250           3,300
                                                       -------------   ----------       -----------

    NET CASH PROVIDED OR (USED) IN OPERATIONS                   (0)            (0)           (943)

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                     0              0               0

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from issuance of common stock                   0              0             625
        Proceeds from capital contributions                      0              0             318
                                                       -------------   ----------       -----------

                                                                 0              0             943

CASH RECONCILIATION

        Net increase (decrease) in cash                          0              0               0
        Beginning cash balance                                   0              0               0
                                                       -------------   -----------      -----------
CASH BALANCE, ENDING                                   $         0      $       0       $       0
                                                       =============   ===========      ===========




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

11.  Income Taxes:

The Company has a net operating loss of $4,243 that will expire during the years 2020 through 2024. These net operating loss carry-forwards have been completely reserved through an allowance account so that no deferred tax assets results in the balance sheet. These losses expire as follows:

   Year     Amount
   ----     ------
   2020   $    797
   2021        943
   2022        628
   2023        625
   2024      1,250
            --------
   Total  $  4,243

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

                                    PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers as of December 31, 2004, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of our Board of Directors.


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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To date, we have not filed Form 5 for the year ended December 31, 2004.

CODE OF ETHICS

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

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


(1)  Incorporated by reference to our Form 10-SB (SEC File No. 0-31367).

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2004, we were billed approximately $500.00 for year end 2004 for professional services rendered for the audit of our financial statements, respectively. We also were billed approximately $750 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2004, respectively.

Tax Fees

For the Company's fiscal year ended December 31, 2004, we were billed approximately $0.00 for 2004, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2004.


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


Dated:   March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/  Richard Plotnikoff   President, Chief Executive Officer,   Dated:   March 31,  2005
      -----------------------   Chief Financial Officer,
           Richard Plotnikoff   Secretary and Director
