Form 10QSB
period 2005-03-31
BYTEWATCH TECHNOLOGIES INC
filed 2005-05-17
CIK 1120090

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-31367

BYTEWATCH TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

New Jersey	22-3720631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9175 Mainwaring Rd., Sidney, BC V8L 1J9

(Address of Principal Executive Offices)

(250) 656-4490

(Issuer’s telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.    Yes [ X] No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THEPRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 16, 2005: 5,000,000 shares of common stock.

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

Bytewatch Technologies, Inc.

FINANCIAL STATEMENTS

FOR THE PERIODS ENDING MARCH 31, 2005

AND FROM INCEPTION TO MARCH 31, 2005

FINANCIAL STATEMENTS

For the periods ending March 31, 2005 and 2004 and from inception through March 31, 2005

BYTEWATCH TECHNOLOGIES, INC.

BYTEWATCH TECHNOLOGIES, INC.

BALANCE SHEET

As of March 31, 2005 and December 31, 2004

ASSETS

CURRENT ASSETS	March 31, 2005	December 31, 2004

Cash	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued expenses	$3,650	$3,300

TOTAL LIABILITIES	3,650	3,300

STOCKHOLDERS’ EQUITY

Common Stock - par value $0.0001;
100,000,000 shares authorized;
5,000,000 issued and outstanding	500	500

Additional paid in capital	443	443

Preferred Stock - Par value $0.0001;
20,000,000 shares authorized;
none issued and outstanding	0	0

Accumulated Deficit	(4,593)	(4,243)

Total stockholders’ equity	(3,650)	(3,300)

TOTAL LIABILITIES AND EQUITY	$0	$0

The accompanying notes are an integral part of these financial statements.

BYTEWATCH TECHNOLOGIES, INC.

STATEMENT OF OPERATIONS

For the three months ended March 31, 2005 and 2004, and

from inception (April 6, 2000) through March 31, 2005

	Three Months	Three Months	From Inception
	Mar. 31, 2005	Mar. 31, 2004	To Mar. 31, 2005
REVENUE

Sales	$0	$0	$0
Cost of sales	0	0	0

GROSS PROFIT	0	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	350	250	4,593

NET LOSS	(350)	(250)	(4,593)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(4,243)	(2,993)	0

ACCUMULATED DEFICIT, ENDING BALANCE	$(4,593)	$(3,243)	$(4,593)

NET EARNINGS PER SHARE

Basic Earnings Per Share
Net loss per share	(Less than .01)	(Less than .01)

Weighted Average
Number of Common Shares Outstanding	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

BYTEWATCH TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

From inception (April 6, 2000)through March 31, 2005

	SHARES	COMMON STOCK AND APIC	ACCUMULATED DEFICIT	TOTAL
Stock issued for cash	5,250,000	$625		$625

Net loss			$(797)	(797)

Total at December 31, 2000	5,000,000	625	(797)	(172)

Contributed capital by shareholders		200		200

Net loss			(943)	(943)

Total at December 31, 2001	5,000,000	825	(1,740)	(915)

Contributed capital by shareholders		118		118

Net loss			(628)	(628)

Total at December 31, 2002	5,000,000	943	(2,368)	(1,425)

Net loss			(625)	(625)

Total at December 31, 2003	5,000,000	943	(2,993)	(2,050)

Net loss			(1,250)	(1,250)

Total at December 31, 2004	5,000,000	943	(4,243)	(3,300)

Net loss			(350)	(350)

Total at March 31, 2005	5,000,000	$943	$(4,593)	$(3,650)

The accompanying notes are an integral part of these financial statements.

BYTEWATCH TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

For the three months ended March 31, 2005 and 2004

from inception (April 6, 2000) through March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES	Mar. 31, 2005	Mar. 31, 2004	From Inception

Net income (loss)	$(350)	$(250)	$(4,593)

Increases (Decrease) in accrued expenses	350	250	3,650

NET CASH PROVIDED OR (USED) IN OPERATIONS	0	0	(943)

CASH FLOWS FROM INVESTING ACTIVITIES

None	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	0	0	625
Proceeds from capital contributions	0	0	318
	0	0	943
CASH RECONCILIATION

Net increase (decrease) in cash	0	0	0
Beginning cash balance	0	0	0

CASH BALANCE, ENDING	0	0	0

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

FOOTNOTES TO THE FINANCIAL STATEMENTS

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

FOOTNOTES TO THE FINANCIAL STATEMENTS

6. Accrued Expenses:

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

7. Operating Lease Agreements:

The Company has no agreements at this time.

8. Stockholder’s Equity:

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

11. Income Taxes:

The Company has a net operating loss of $4,593 that will expire during the years 2020 through 2025. These net operating loss carry-forwards have been completely reserved through an allowance account so that no deferred tax assets results in the balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

Results of Operation

The Company did not have any operating income from inception (April 6, 2004) through March 31, 2005. For the quarter ended March 31, 2005, the registrant recognized a net loss of $350. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At March 31, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Item 3. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)]under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits

33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) Reports of Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BYTEWATCH TECHNOLOGIES INC.

Date: May 16, 2005	/s/ Richard Plotnikoff
Richard Plotnikoff
President, Secretary and Director