Form 10QSB
period 2005-06-30
BYTEWATCH TECHNOLOGIES INC
filed 2005-08-22
CIK 1120090

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒         No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THEPRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 22, 2005: 5,000,000 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

BYTEWATCH TECHNOLOGIES, INC.

BYTEWATCH TECHNOLOGIES, INC.

BALANCE SHEET

As of June 30, 2005 and December 31, 2004

ASSETS

CURRENT ASSETS	June 30, 2005	December 31, 2004
Cash	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued expenses	$4,000	$3,300

TOTAL LIABILITIES	4,000	3,300

STOCKHOLDERS’ EQUITY

Common Stock - par value $0.0001;
100,000,000 shares authorized;
5,000,000 issued and outstanding	500	500

Additional paid in capital	443	443

Preferred Stock - Par value $0.0001;
20,000,000 shares authorized;
none issued and outstanding	0	0

Accumulated Deficit	(4,943)	(4,243)

Total stockholders’ equity	(4,000)	(3,300)

TOTAL LIABILITIES AND EQUITY	$0	$0

The accompanying notes are an integral part of these financial statements.

BYTEWATCH TECHNOLOGIES, INC.

STATEMENT OF OPERATIONS

For the three months ended June 30, 2005 and 2004, and

from inception (April 6, 2000) through June 30, 2005

	Six Months	Six Months	From Inception
	Mar. 31, 2005	Mar. 31, 2004	To June 30, 2005
REVENUE

Sales	$0	$0	$0
Cost of sales	0	0	0

GROSS PROFIT	0	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	700	500	4,943

NET LOSS	(700)	(500)	(4,943)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(4,243)	(2,993)	0

ACCUMULATED DEFICIT, ENDING BALANCE	$(4,943)	$(3,493)	$(4,593)

NET EARNINGS PER SHARE

Basic Earnings Per Share
Net loss per share	(Less than .01)	(Less than .01)

Weighted Average
Number of Common Shares Outstanding	5,000,000	5,000,000

BYTEWATCH TECHNOLOGIES, INC.

STATEMENT OF OPERATIONS

For the three months ended June 30, 2005 and 2004, and

	Three Months	Three Months
	June 30, 2005	June 30, 2004
REVENUE

Sales	$0	$0
Cost of sales	0	0

GROSS PROFIT	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	350	250

NET LOSS	(350)	(250)

The accompanying notes are an integral part of these financial statements.

BYTEWATCH TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

From inception (April 6, 2000) through June 30, 2005

	SHARES	COMMON STOCK AND APIC	ACCUMULATED DEFICIT	TOTAL
Stock issued for cash	5,250,000	$625		$625

Net loss			$(797)	(797)

Total at December 31, 2000	5,000,000	625	(797)	(172)

Contributed capital by shareholders		200		200

Net loss			(943)	(943)

Total at December 31, 2001	5,000,000	825	(1,740)	(915)

Contributed capital by shareholders		118		118

Net loss			(628)	(628)

Total at December 31, 2002	5,000,000	943	(2,368)	(1,425)

Net loss			(625)	(625)

Total at December 31, 2003	5,000,000	943	(2,993)	(2,050)

Net loss			(1,250)	(1,250)

Total at December 31, 2004	5,000,000	943	(4,243)	(3,300)

Net loss			(700)	(700)

Total at June 30, 2005	5,000,000	$943	$(4,943)	$(4,000)

The accompanying notes are an integral part of these financial statements.

BYTEWATCH TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

For the six months ended June 30, 2005 and 2004

from inception (April 6, 2000) through March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES	June 30, 2005	June 30, 2004	From Inception

Net income (loss)	$(700)	$(500)	$(4,943)

Increases (Decrease) in accrued expenses	700	500	4,000

NET CASH PROVIDED OR (USED) IN OPERATIONS	0	0	(943)

CASH FLOWS FROM INVESTING ACTIVITIES

None	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	0	0	625
Proceeds from capital contributions	0	0	318
	0	0	943
CASH RECONCILIATION

Net increase (decrease) in cash	0	0	0
Beginning cash balance	0	0	0

CASH BALANCE, ENDING	0	0	0

The accompanying notes are an integral part of these financial statements.

BYTEWATCH TECHNOLOGIES, INC.

FOOTNOTES TO THE FINANCIAL STATEMENTS

1.	Summary of significant accounting policies:

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

Results of Operations and Ongoing Entity - The Company is considered to be an ongoing entity. The Company’s shareholders fund any shortfalls in The Company’s cash flow on a day to day basis during the time period that The Company is inthe development stage.

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

BYTEWATCH TECHNOLOGIES, INC.

FOOTNOTES TO THE FINANCIAL STATEMENTS

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

8. Stockholder’s Equity:

Common Stock includes 100,000,000 shares authorized at a par value of $0.0001,of which 5,000,000 have been issued for the amount of $625. The shareholders contributed an additional $200 to capital during the year 2001 and $118 during the year 2002. The Company has also authorized 20,000,000 shares of preferred stock at a par value of $0.0001, none of which have been issued.

9. Required Cash Flow Disclosure for Interest and Taxes Paid:

The company has paid no amounts for federal income taxes and interest.

BYTEWATCH TECHNOLOGIES, INC.

FOOTNOTES TO THE FINANCIAL STATEMENTS

10. Earnings Per Share:

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB)under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

11. Income Taxes:

The Company has a net operating loss of $4,593 that will expire during the years2020 through 2025. These net operating loss carry-forwards have been completely reserved through an allowance account so that no deferred tax assets results in the balance sheet.

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

Results of Operation

The Company did not have any operating income from inception (April 6, 2004) through June 30, 2005. For the quarter ended June 30, 2005, the registrant recognized a net loss of $350. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At June 30, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Critical Accounting Policies

Bytewatch’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Sports Source’s views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Sports Source’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits

33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) Reports of Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BYTEWATCH TECHNOLOGIES INC.

Date: August 22, 2005	/s/ Richard Plotnikoff
Richard Plotnikoff
President, Secretary and Director