Form 10QSB
period 2005-09-30
BYTEWATCH TECHNOLOGIES INC
filed 2006-05-23
CIK 1120090

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-31367

BYTEWATCH TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

New Jersey	22-3720631
(State or other jurisdiction of incorporation Or organization)	(I.R.S. Employer Identification No.)

624 S. Grand Avenue, Suite 1800, Los Angeles, CA 90017

(Address of Principal Executive Offices)

(213) 488-1233 ext#711

(Issuer’s telephone number)

9175 Mainwaring Rd., Sidney, BC V8L 1J9

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 30, 2005: 5,000,000 shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3.	Control and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results from inception (April 6, 2000) and nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

BYTEWATCH TECHNOLOGIES, INC.

Table of Contents

PAGE

BALANCE SHEET	F-1

STATEMENT OF OPERATIONS	F-2

STATEMENT OF CASH FLOWS	F-3

FOOTNOTES TO FINANCIAL STATEMENTS	F-4

BYTEWATCH TECHNOLOGIES, INC.

BALANCE SHEET

As of September 30, 2005 and December 31, 2004

ASSETS

CURRENT ASSETS	September 30, 2005 (unaudited)	December 31, 2004

Cash	$0	$0

TOTAL CURRENT ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued expenses	$4,350	$3,300

TOTAL LIABILITIES	4,000	3,300

STOCKHOLDERS’ EQUITY

Preferred Stock – 20,000,000 shares
authorized, zero shares issued and outstanding
Common stock, $0.0001 par value, 100,000,000
shares authorized, 5,000,000 shares issued
and outstanding as of 09/30/05 and
12/31/04 respectively	500	500
Additional paid in capital	443	443

Deficit accumulated during development stage	(5,293)	(4,243)

	(4,350)	(3,300)

TOTAL LIABILITIES AND EQUITY	$0	$0

The accompanying notes are an integral part of these financial statements.

BYTEWATCH TECHNOLOGIES, INC.

Statement of Operations

For the Three Months Ending September 30, 2005 and 2004

For the Nine Months Ending September 30, 2005 and 2004

and For the Period April 6, 2000 (Inception) to September 30, 2005

	Three Months Ending September 30, (unaudited)		Nine Months Ending September 30, (unaudited)	April 6, 2000 (Inception) to September 30,
	2005	2004	2005	2004

Revenue	$--	$--	$--	$--	$--
Expenses:
Amortization expense	--	--	--	--	--
Research and development	--	--	--	--	--
Impairment loss	--	--	--	--	--
General and
administrative
expenses	350	250	1,050	750	5,293

Total expenses	350	250	1,050	750	5,293

Other income:
Interest income	--	--	--	--	--

Total other income	--	--	--	--	--

Net (loss))	$(350)	$(250	$(1,050)	$(750)	$(5,293)

Weighted average number of
common shares
outstanding - basic
and fully diluted	5,000,000	5,000,000	5,000,000	5,000,000

Net (loss) per
share - basic and
fully diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The Accompanying Notes are an Integral Part of These Financial Statements.

BYTEWATCH TECHNOLOGIES, INC.

(A Development Stage Company)

Statement of Cash Flows

For the Nine Months Ending September 30, 2005 and 2004

and For the Period April 6, 2000 (Inception) to September 30, 2005

	Nine Months Ending September 30, (unaudited)		April 6, 2000 Inception) to September 30,
	2005	2004	2005

Cash flows from operating activities
Net (loss)	$(1,050)	$(750)	$(5,293)
Impairment loss	--	--	--
Amortization expense	--	--	--

Net cash used by operating activities	(1,050)	(750)	(5,293)

Cash flows from investing activities
Development of website	--	--	--

Net cash used by investing activities	--	--	--

Cash flows from financing activities
Issuance of common stock	--	--	--
Net cash provided by financing activities -	--	--	--
Net (decrease) increase in cash	--	--	--
Cash - beginning	--	--	--
Cash - ending	$--	$--	$--

Supplemental disclosures:
Interest paid	$--	$--	$--

Income taxes paid	$--	$--	$--

The Accompanying Notes are an Integral Part of These Financial Statements.

BYTEWATCH TECHNOLOGIES, INC.

FOOT NOTES TO THE FINANCIAL STATEMENTS

1.	Summary of significant accounting policies:

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

BYTEWATCH TECHNOLOGIES, INC.

FOOTNOTES TO THE FINANCIAL STATEMENTS

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

8. Stockholder’s Equity:

Common Stock includes 100,000,000 shares authorized at a par value of $0.0001,of which 5,000,000 have been issued for the amount of $625. The shareholders contributed an additional $200 to capital during the year 2001 and$118 during the year 2002. The Company has also authorized 20,000,000 shares of preferred stock at a par value of $0.0001, none of which have been issued.

BYTEWATCH TECHNOLOGIES, INC.

FOOTNOTES TO THE FINANCIAL STATEMENTS

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

11. Income Taxes:

The Company has a net operating loss of $5,293 that will expire during the years 2020 through 2025. These net operating loss carry-forwards have been completely reserved through an allowance account so that no deferred tax assets results in the balance sheet.

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

Results of Operation

The Company did not have any operating income from inception (April 6, 2000) through September 30, 2005. For the quarter ended September 30, 2005, the registrant recognized a net loss of $350. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At September 30, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BYTEWATCH TECHNOLOGIES, INC.

Date: May 17, 2006

_________________

/s/ Richard Plotnikoff

Richard Plotnikoff

President, Secretary and Director