Form 10KSB
period 2005-12-31
BYTEWATCH TECHNOLOGIES INC
filed 2006-05-23
CIK 1120090

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File No. 000-31367

BYTEWATCH TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

New Jersey	22-3720631
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
Or organization)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2005:	$-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of May 18, 2006 was: $-0-

Number of shares of our common stock outstanding as of May 18, 2006 is: 5,000,000

We do not have a transfer agent

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

PERCEIVED BENEFITS

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

•	the ability to use registered securities to make acquisitions of assets or businesses;
•	increased visibility in the financial community;
•	the facilitation of borrowing from financial institutions;
•	improved trading efficiency;
•	shareholder liquidity;
•	greater ease in subsequently raising capital;

•	compensation of key employees through stock options for which there may be a market valuation;
•	enhanced corporate image;
•	a presence in the United States capital market.

POTENTIAL TARGET COMPANIES

A business entity, if any, which may be interested in a business combination with us may include the following:

•	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
•	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
•	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;
•	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;
•	a foreign company which may wish an initial entry into the United States securities market;
•	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;
•	a company seeking one or more of the other perceived benefits of becoming a public company.

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

We have no properties and at this time there are no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3.	LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2005, there was 1 shareholder of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6.	MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Results of Operation

We did not have any operating income from inception (April, 2000) through December 31, 2005. For the year ended December 31, 2005, we recognized a net loss of $1,050. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting, and office.

Liquidity and Capital Resources

At December 31, 2005, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

ITEM 7.	FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

BYTEWATCH TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

Bytewatch Technologies, Inc.

Financial Statements Table of Contents

Page

INDEPENDENT AUDITORS REPORT	F-1

BALANCE SHEET	F-2

STATEMENT OF OPERATIONS	F-3

STATEMENT OF CASH FLOWS	F-4

FOOTNOTES TO THE FINANCIAL STATEMENTS	F-5

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bytewatch Technologies, Inc (A development stage company) Las Vegas, Nevada

We have audited the accompanying balance sheet of Bytewatch Technologies, Inc (A development stage company) as of December 31, 2004 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the period from inception on April 6, 2000 through December 31, 2004 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.                      An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating theoverall financialstatement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bytewatch Technologies, Inc (A development stage company) as of December 31, 2004 and 2005 and the results of its operations and its cash flows for the period from inception on April 6, 2000 through December 31, 2004 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring losses and lack of operations raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

May 9, 2006

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

BYTEWATCH TECHNOLOGIES, INC.

(A Development Stage Company)

Balance Sheets

ASSETS

CURRENT ASSETS	December 31, 2005	December 31, 2004

Cash	$0	$0
Total Current Assets	0	0

	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued expense	$4,700	$3,300

Stockholders’ Equity
Preferred Stock – 20,000,000 shares
authorized, zero shares issued and outstanding
Common stock, $0.0001 par value, 100,000,000
shares authorized, 5,000,000 shares issued
and outstanding as of 12/31/05 and
12/31/04 respectively	500	500
Additional paid in capital	443	443

Deficit accumulated during development stage	(5,643)	(4,243)

	(4,700)	(3,300)

	$0	$0

The Accompanying Notes are an Integral Part of These Financial Statements.

BYTEWATCH TECHNOLOGIES, INC.

(A Development Stage Company)

Statement of Operations

For the Three Months Ending December 31, 2005 and 2004

For the Nine Months Ending December 31, 2005 and 2004

and For the Period April 6, 2000 (Inception) to December 31, 2005

	Three Months Ending December 31,		Nine Months Ending December 31,		April 6, 2000 (Inception) to December 31,
	2005	2004	2005	2004	2005

Revenue	$--	$--	$--	$--	$--
Expenses:
Amortization expense	--	--	--	--	--
Research and development	--	--	--	--	--
Impairment loss	--	--	--	--	--
General and
administrative
expenses	350	250	1,050	750	5,643

Total expenses	350	250	1,050	750	5,643

Other income:
Interest income	--	--	--	--	--

Total other income	--	--	--	--	--

Net (loss))	$(350)	$(250)	$(1,050)	$(750)	$(5,643)

Weighted average number of
common shares
outstanding - basic
and fully diluted	5,000,000	5,000,000	5,000,000	5,000,000

Net (loss) per
share - basic and
fully diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The Accompanying Notes are an Integral Part of These Financial Statements.

BYTEWATCH TECHNOLOGIES, INC.

(A Development Stage Company)

Statement of Cash Flows

For the Nine Months Ending December 31, 2005 and 2004

and For the Period April 6, 2000 (Inception) to December 31, 2005

	Nine Months Ending December 31,		April 6, 2000 Inception) to December 31,
	2005	2004	2005

Cash flows from operating activities
Net (loss)	$(1,050)	$(750)	$(5,643)
Impairment loss	--	--	--
Amortization expense	--	--	--

Net cash used by operating activities	(1,050)	(750)	(5,643)

Cash flows from investing activities
Development of website	--	--	--

Net cash used by investing activities	--	--	--

Cash flows from financing activities
Issuance of common stock	--	--	--
Net cash provided by financing activities -	--	--	--
Net (decrease) increase in cash	--	--	--
Cash - beginning	--	--	--
Cash - ending	$--	$--	$--

Supplemental disclosures:
Interest paid	$--	$--	$--

Income taxes paid	$--	$--	$--

The Accompanying Notes are an Integral Part of These Financial Statements.

BYTEWATCH TECHNOLOGIES, INC.

Notes

1.	Summary of significant accounting policies:

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

Notes

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

BYTEWATCH TECHNOLOGIES, INC.

Notes

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

11. Income Taxes:

The Company has a net operating loss of $5,643 that will expire during the years 2020 through 2025. These net operating loss carry-forwards have been completely reserved through an allowance account so that no deferred tax assets results in the balance sheet.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Moore and Associates, Chartered, CPAs, independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountant regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
ACT

The directors and officers as of December 31, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of our Board of Directors

Name	Age	Positions and Offices Held
Richard Plotnikoff	44	President/Secretary/Director

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

To date, we have not filed Form 5 for the year ended December 31, 2005.

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

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

We have issued a total of 5,000,000 shares of our common stock to the following persons for a total of $625 in cash:

Name	Number of Total Shares	% of Shareholdings
Richard Plotnikoff	5,000,000	100%

The address for Mister Plotnikoff is 9175 Mainwaring Rd., Sidney, BC V8L 1J9.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Audit Fees

For the Company’s fiscal year ended December 31, 2005, we were billed approximately $2,500.00 for year end 2005 for professional services rendered for the audit of our financial statements, respectively. We also were billed approximately $1,500 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2005, respectively.

Tax Fees

For the Company’s fiscal year ended December 31, 2005, we were billed approximately $0.00 for 2005, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BYTEWATCH TECHNOLOGIES, INC.

By:	/s/ Richard Plotnikoff
RICHARD PLOTNIKOFF
President, Chief Executive Officer,
Chief Financial Officer,
Secretary and Director

Dated:	May 18, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard Plotnikoff
Richard Plotnikoff
	President, Chief Executive Officer,	Dated:	May 18, 2006
Chief Financial Officer,
Secretary and Director